Form 10-K
period 1995-12-31
COLUMBIA LEASE INCOME FUND II-C LP
filed 1996-04-01
CIK 769334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



     For the fiscal year ended December 31, 1995 Commission File No. 2-97907

                      Columbia Lease Income Fund II-C L.P.
             (Exact Name of Registrant as Specified in its Charter)


                              Delaware 13-3270727
         (State or other jurisdiction (IRS Employer Identification No.)
                        of incorporation or organization)


               One Financial Center, 21st Floor, Boston, MA 02111
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code (617) 482-8000


Securities registered pursuant to Section 12(b) of the Act                 None

Securities registered pursuant to Section 12(g) of the Act                 Units of Limited Partnership Interests



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1996: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 36

Graphic image depicting the corporate organization as discussed in Part I, Item 1 Business as follows:

Continental Information Systems Corporation ("Continental") controls CIS Corporation ("CIS") which controls CMI Holding Co. ("Holding"). Holding controls TLP Leasing Programs, Inc. ("TLP"), CMI Corporation ("CMI"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. CMI controls CIS Management Services Corp. ("CISMS"). Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell And Reed").

Through various dealer-manager arrangements, TLP, CISMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnership. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     PART I

Item 1.       BUSINESS

General Development of Business. Columbia Lease Income Fund II-C L.P. (the "Partnership") is a limited partnership organized under the provisions of the Delaware Revised Uniform Limited Partnership Act on May 1, 1985. At December 31, 1995, TLP Columbia Management Corporation ("TCMC"), a wholly-owned subsidiary of its parent company, TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TLP is a wholly-owned subsidiary of CMI Holding Co. CMI Holding Co. is a wholly-owned subsidiary of Continental Information Systems Corporation, which emerged from protection under Chapter 11 of the Federal Bankruptcy Code ("Chapter 11") on December 21, 1994 (see Item 3. Legal Proceedings.).

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

By the Agreement Relating to the Admission of TCMC as an Additional General Partner of Certain Limited Partnerships dated June 30, 1993 (the "Agreement"), as referenced in Form 8-K filing dated June 30, 1993, the then current and now former General Partner of the Registrant, Meridian-Columbia Management Corporation ("Meridian-CMC"), agreed to admit TCMC as a co-General Partner (see Management Agreement below).

Pursuant to the above Agreement and as referenced in Form 8-K filing dated November 30, 1993, Meridian-CMC, co-General Partner withdrew, effective November 30, 1993, as co-General Partner pursuant to Article II Section 2.4(b) of the Limited Partnership Agreement (see Withdrawal of Meridian-CMC below). Meridian-CMC, a wholly-owned subsidiary of Meridian Leasing Corporation ("Meridian") was admitted as an additional General Partner of the Partnership on November 2, 1989. TM-Columbia Management Corporation ("TMC"), a wholly-owned subsidiary of Thomson McKinnon Inc. ("TMI") was a General Partner from May 1, 1985 until October 14, 1990 when TMC voluntarily withdrew from the Partnership.

The Partnership is engaged in the business of: (i) acquiring certain types and kinds of primarily new, but also used, equipment consisting principally of IBM peripheral devices for large and small data processing systems, fully configured small processing systems, computer terminals and other information processing devices ("Equipment"); and (ii) leasing Equipment primarily pursuant to a series of short-term net operating leases, with an initial lease in effect or committed to at the time of acquisition with a lessee which is a publicly or privately-held company considered creditworthy by the General Partner, generally a "Fortune 1000" company or subsidiary, bank, insurance company or utility (lower credit criteria may be used for remarketed Equipment users).

The Partnership has acquired and will acquire Equipment using funds from non-recourse borrowings. Such borrowings may equal up to 65% of the aggregate purchase price of all Equipment acquired, but generally will not exceed 50%. The Partnership is intended to provide the Limited Partners of the Partnership (the "Limited Partners") with quarterly cash distributions from revenue derived from Equipment and leases thereof.

The Partnership also intends to reinvest a portion of its cash from operations, and a substantial portion of any available cash from sales or refinancings, in additional Equipment during its first nine years of operations, provided that distributions are made to Limited Partners in amounts sufficient to pay their federal income tax liability (assuming each Limited Partner is in a 30% federal income tax bracket) created by such operations, sales or refinancings.

Until such time as the General Partner determines that it would be advisable to sell all or some of the Equipment, the Partnership will endeavor to keep the Equipment on lease pursuant to a series of short-term net operating leases. It is currently anticipated that all of the Equipment will be disposed of, and the Partnership will be terminated, in or about the year 2002, although the Partnership agreement provides for a term ending in the year 2011. In addition, the General Partner may cause the Partnership to dispose of all of the Equipment and to liquidate at any time after the Partnership's tenth year of operations.

General Partner. The General Partner, among other things, (i) determines and revises, as and when it deems necessary, a list of Equipment and equipment lease characteristics, which make an item of Equipment suitable for acquisition by the Partnership; (ii) makes all final decisions regarding, among other things, the Partnership's acquisition, financing, refinancing, leasing, re-leasing or sale of Equipment; (iii) independently verifies certain types of information concerning selected Equipment and the leases therefore; and (iv) maintains books and records concerning Equipment in addition to those maintained by Suppliers (as defined below in Supplier Agreements). The General Partner advises and supervises Suppliers generally with respect to: (a) locating, evaluating and negotiating the acquisition of Equipment; (b) negotiating the terms of leases for Equipment; (c) negotiating the terms of Partnership debt obligations; (d) negotiating re-leases or sales of Equipment upon the expiration or earlier termination of the leases thereof; (e) supervising the payment of, or collecting of, rentals from Partnership lessees; (f) supervising, monitoring and auditing the payment of all personal property, use and sales taxes applicable to Equipment; (g) inspecting Equipment; (h) maintaining liaison with lessees, and generally supervising lessees to assure that Equipment is being properly operated and maintained; (i) supervising maintenance of Equipment; (j) supervising and coordinating the acquisition of casualty, liability and other types of insurance relating to Equipment; and (k) monitoring performance by Partnership lessees of their obligations under their leases of Equipment.

The General Partner is entitled to receive acquisition fees for locating, evaluating, selecting, negotiating and closing acquisitions of Equipment. The acquisition fee generally equals 2.5% of the purchase price paid by the Partnership for each item of Equipment acquired; provided, however, that the total amount of all acquisition fees paid to the General Partner(s) over the life of the Partnership shall not exceed 15% of the total capital contributions received by such Partnership. In addition, the General Partner is entitled to receive an equipment management fee for its active management of Equipment and a subordinated resale fee for arranging the sale of Equipment. The equipment management fee equals up to 6% of gross rental payments payable with respect to Equipment for the quarter for which such payment is made, except for Equipment subject to certain leases referred to in the Partnership agreement as "Full Payout Leases", for which the equipment management fee shall not exceed 2% of the gross rental payments. The resale fee equals the lesser of (i) 3% of the sales proceeds or (ii) one-half of the competitive equipment sales commission. In addition, the General Partner is entitled to receive reimbursement for the administrative services necessary for the prudent operation of the Partnership.

Supplier Agreements. Certain of the General Partner's responsibilities are performed by equipment leasing companies ("Suppliers") with experience in the business of owning, leasing and managing equipment. Suppliers perform these services pursuant to agreements with the General Partner ("Supplier Agreements"), subject to the General Partner's supervision. Pursuant to the admission of TCMC as a co-General Partner and the withdrawal of Meridian-CMC as discussed above, TCMC has agreed to the existing supplier agreements as executed by Meridian. Meridian has entered into Supplier Agreements with Meridian and Meridian Sales and Leasing, Inc., ("MSL") (formerly Thomson McKinnon Sales and Leasing Inc.). MSL was a wholly-owned subsidiary of TMI until June 22, 1988, at which time it was acquired by Meridian. The General Partner may also enter into agreements for the purchase of specific items of Equipment with other leasing companies.

Pursuant to the Supplier Agreements, each Supplier is responsible, subject to the supervision of the General Partner, for the performance of certain general and day-to-day management services of the Partnership, including acquisition, management and reporting services, which services generally are performed at the Supplier's sole cost and expense, in a commercially reasonable manner and with no less care than would be given to other equipment owned, leased or managed by the Supplier or any of its affiliates.

Under the Supplier Agreements, compensation for locating, managing and reselling equipment is paid to each Supplier in amounts deducted from the corresponding compensation payable by the Partnership to the General Partner. Generally, a Supplier's compensation for such services equals 80% of the acquisition fee, 50% of the management fee and 50% of the resale fee. MSL's resale fees will be subordinated to the same extent as resale fees earned by the General Partner.

A Supplier may also be entitled to receive incentive fees in the following circumstances: (i) if it locates a possible transaction which meets the General Partner's criteria for acceptable Partnership investments and the Equipment subject to the possible transaction is purchased by the Partnership; and (ii) if it benefits the Partnership by obtaining a lease for Equipment with a better than market rental rate, a loan to acquire Equipment at a lower than market interest rate, Equipment at a lower than market purchase price, favorable payment terms from the vendor, or a combination of the foregoing.

Withdrawal of Meridian-CMC. During 1993, Meridian-CMC notified TCMC of its desire to voluntarily withdraw as a co-General Partner of the Partnership. To withdraw as a general partner, the Partnership agreement requires: (i) there is remaining at least one other general partner who is willing to continue the operations of the Partnership; (ii) the Partnership shall have received an opinion of Counsel to the Partnership to the effect that such withdrawal will not constitute a termination of the Partnership or otherwise materially adversely affect the status of the Partnership for federal income tax purposes; and (iii) the Limited Partners shall have received at least sixty days notice of the general partner's intention to withdraw. As previously discussed, TCMC was admitted as a co-General Partner on June 30, 1993 and has been exercising management control over the Partnership since that date and intends to continue operating in that capacity. Meridian-CMC withdrew from the Partnership effective on November 30, 1993. TMC, the former co-General Partner with Meridian-CMC, voluntarily withdrew from the Partnership on October 14, 1990.

Management Agreement. Prior to the Agreement Relating to the Admission of TCMC as an Additional General Partner of Certain Limited Partnerships dated June 30, 1993 (the "Agreement"), TCMC (the "New General Partner") agreed on April 1, 1993 to assume overall responsibility, subject to final approval and ultimate authority of Meridian-CMC (the "Former General Partner"), for administration, management and operation of the Partnership and the Other Columbia Lease Income Funds ("CLIF") Partnerships (see Related Parties and Conflicts of Interest below) except that TCMC had no responsibility for communicating with the Limited Partners or making distributions to the Limited Partners or Meridian-CMC prior to November 30, 1993.

As compensation for these services under the above Agreement, all fees and cash distributions derived from the Partnership's operations to which the General Partner is entitled and which accrues on and after April 1, 1993, including but not limited to, Distributable Cash From Operations and Distributable Cash From Sales or Refinancings (as those terms are defined in the Partnership Agreement) shall be allocated to the New General Partner. All management fees for rents received on or after April 1, 1993 that relate to the period on or before March 31, 1993 shall be allocated to the Former General Partner. The New General Partner is to remit such fees to the Former General Partner as they are paid after April 1, 1993. Prior to the New General Partner's admission, the Former General Partner was entitled to receive 100% of the acquisition fees, management fees and resale fees (net of amounts payable to Suppliers) until the agreed upon threshold was reached; thereafter, all acquisition fees and 60% of management fees and resale fees (net of amounts payable to Suppliers) were allocated based upon a sharing agreement with TMC.

TCMC was formed on April 1, 1993 for the specific purpose of being admitted as the new general partner, managing the Partnership and the Other CLIF
Partnerships (see Related Parties and Conflicts of Interest below) and discharging the administrative duties of the Former General Partner. TLP Leasing Programs, Inc., has extensive experience administering numerous publicly-held limited partnerships owning leased equipment.

Related Parties and Conflicts of Interest. The General Partner serves or has served as a general partner of Columbia Lease Income Fund I-A L.P. ("CLIF I-A"), Columbia Lease Income Fund I-B L.P. ("CLIF I-B"), Columbia Lease Income Fund II-A L.P. ("CLIF II-A"), Columbia Lease Income Fund II-B L.P. ("CLIF II-B"), Columbia Lease Income Fund II-D L.P. ("CLIF II-D"), and Columbia Lease Income Fund II-E L.P. ("CLIF II-E"), which have investment objectives similar to that of the Partnership. CLIF II-A and CLIF I-B were terminated during the year as of August 31, 1995 and December 29, 1995, respectively. For additional information regarding CLIF I-A, CLIF II-B, CLIF II-D, and CLIF II-E (the "Other CLIF Partnerships"), reference is made to Form 10-K of each such partnership for the year ended December 31, 1995.

Certain affiliates of the General Partner, including TLP, are engaged in business activities that are directly in competition with the Partnership, and are expected to continue to engage in additional business activities which will be competitive with the Partnership. The General Partner, in good faith, devotes time to the affairs of the Partnership as it deems necessary, in its sole discretion to fulfill its fiduciary obligation and other obligations under the Partnership agreement.

Competition for opportunities to acquire, lease, re-lease and sell equipment exists between and among the Partnership and the General Partner, one or more Suppliers and their affiliates, the Other CLIF Partnerships and other partnerships and entities formed by the General Partner, or its affiliates.

If the Partnership and any other partnership with which the General Partner is affiliated are seeking to acquire the same equipment, conflicts of interest may arise as to which entity should acquire that equipment. In such situations, the General Partner will analyze the portfolio of equipment already purchased by, and investment objectives of, each such entity, and will make its decision as to which entity will purchase the equipment based upon such factors, among others, as: (a) the amount and origin (that is, net proceeds, Cash From Operations or Cash From Sales or Refinancings) of cash available in each such entity and the length of time such funds have been available; (b) the liabilities of each such entity; (c) the effect of such acquisition on the diversification of each such entity's equipment portfolio by the type of equipment; (d) the estimated income tax consequences to each such entity from such acquisition and each such entity's needs for current and future income; (e) the cash distribution and reinvestment objectives of each such entity; (f) the lessee and credit diversification (geographically or by industry) of each such entity's equipment portfolio; and (g) the policy of each entity relating to leverage.

In allocating equipment, the General Partner may conclude that it is in the best interest of the Partnership to own equipment jointly with one or more of the Other CLIF Partnerships. Such joint venture agreements have been negotiated in the past and additional joint venture agreements may be negotiated in the future.

Risks of Ownership and Operation of Equipment. The Partnership's ability to attain its investment objectives is subject to various risks associated with ownership and operation of the Equipment. In certain respects, the success of the Partnership will depend upon the residual value of, the demand for, the viability of the manufacturers of, and the ability of the Partnership to remarket Equipment. Equipment leasing is subject to, among other things, the risk of credit losses, technological and economic obsolescence, physical deterioration and malfunction, and the risk of defaults by lessees and purchasers of Equipment. Technological developments can adversely affect the ability of the Partnership to obtain renewal or new leases for, or to sell, Equipment. No combination of management ability, experience, knowledge, care or scientific approach can avoid the inherent possibilities of loss.

Other risk factors include: (i) changes in technology, whereby the introduction of an entirely new technology could lead to a radical reduction in, or the complete elimination of, the value of certain Equipment and make Equipment difficult, or impossible, to re-lease or to sell; (ii) the residual (i.e., continuing) values of Equipment which, in turn, will affect the return on the Partnership's equity investments, and will depend on factors neither controlled nor controllable by the Partnership, such as: the quality, condition, technology and timing of the acquisition of Equipment; the cost of comparable new equipment; the General Partner's ability to forecast technological changes which may adversely affect the value of Equipment; and market factors; (iii) the potential inability of the Partnership to keep all of the Equipment fully leased at rentals which, together with any anticipated sale proceeds or salvage value, will provide an acceptable rate of return on its equity investment in Equipment resulting from: general economic conditions, including inflation and the availability of financing; fluctuations in supply and demand for various types of equipment resulting from, among other things, technological obsolescence; faster than expected introduction of replacement technology; unanticipated manufacturers' price reductions; changes in tax laws which may increase the desirability of owning rather than leasing equipment; and increases in operating expenses borne by the Partnership, if any, which cannot be transferred to lessees or matched by commensurate increases in lease revenues; (iv) competition from other lessors; competition from full payout leases, which generally are written for a longer term and at a lower rental rate than the operating leases to be offered by the Partnership; competition from equipment manufacturers and their financing subsidiaries which have the capacity to offer users alternatives to the purchase of nearly every type of equipment; and competition from numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject either to operating leases or full payout leases, many of which have greater financial resources and more experience than the Partnership and the General Partner and some of which may be willing to purchase or lease Equipment at rates less favorable to the lessor thereof due to different residual value assumptions, required rates of return or other factors; (v) changes in marketing policies, such that benefits derived from lease credit (i.e., applying lease payments as a credit toward purchase of equipment) and volume discounts which permit the Partnership to purchase Equipment at a cost lower than its fair market value could be eliminated, thus making it more difficult for the Partnership to successfully compete as a lessor of Equipment; and (vi) defaults by lessees which may cause Equipment to be returned to the Partnership at a time when the Partnership may be unable to arrange promptly for its re-lease or sale on terms satisfactory to the General Partner or on any terms, thus resulting in the loss of anticipated revenues and the inability of the Partnership to recover all or a portion of its equity investment in the Equipment and to repay the non-recourse debt, if any, secured by such Equipment and the rentals therefrom.

Two lessees, Halliburton Company and Thomas James Associates, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 19.35% and 39.25%, respectively, of the total rental income for the year ended December 31, 1995. Halliburton Company and Thomas James Associates, Incorporated lease equipment comprising 12.20% and 32.13%, respectively, of the total equipment portfolio at December 31, 1995.

Foreign Operations and Segment Data. The Partnership has not engaged, and does not intend to engage, in material operations in foreign countries, nor is a material portion of the Partnership's revenue intended to be derived from customers in foreign countries. Since the Partnership will engage only in equipment leasing, no industry segment information is provided herein.

Item 2.       PROPERTIES

At December 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $1,352,682, subject to existing leases and equipment with a depreciated cost basis of $252,689 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

Item 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or of which any of its equipment or leases is the subject; however, see
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. and note 14 to the financial statements included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. of this report regarding voluntary bankruptcy proceedings and the reorganization involving certain affiliates of the Corporate General Partner involved in those proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information. There is no established public market for the Limited Partnership Units ("Units"), and it is not anticipated that any such market will develop. Although under no obligation to do so, Prudential Securities, Inc. has offered to attempt to match and sell Units with unsolicited requests to buy Units, but may discontinue this service at any time. Limited Partners also have a limited right to request the Partnership to repurchase Units for cash at a discount from net asset value. To date, no such requests have been accepted by the Partnership.

Holders. Except for the General Partner's interest, the only class of equity held in the Partnership is Units of Limited Partnership Interest. As of December 31, 1995, 199 Limited Partners owned the 9,529 issued and outstanding Units.

Dividends. Cash distributions are made to the Limited Partners and to the General Partner on a quarterly basis from available funds in accordance with the Partnership agreement. Cash distributions to the General Partner are further subject to the Management Agreement between TCMC and TLP. Cash distributions are derived from (1) Distributable Cash From Operations and (2) Distributable Cash From Sales or Refinancings. "Distributable Cash From Operations" means cash from operations, as reduced by (i) amounts which the General Partner determines (through the ninth anniversary of the Partnership's final closing date) shall be reinvested in additional Equipment and which ultimately are so reinvested, (ii) payments of all accrued but unpaid equipment management fees (to the extent that payment thereof is required by the Partnership agreement to be deferred), and
(iii) after Payout, payments of all accrued but unpaid subordinated resale fees. "Distributable Cash From Sales or Refinancings" means cash from sales or refinancings, as reduced by (i) amounts which the General Partner determines (through the ninth anniversary of the Partnership's final closing date) shall be reinvested in additional Equipment and which ultimately are so reinvested, (ii) payments of all accrued but unpaid equipment management fees, and (iii) after Payout, payments of all accrued but unpaid subordinated resale fees.

Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments.
Including the distribution for the fourth quarter of 1995 made February 15, 1996, the cumulative distributions to date are $440.93 per Limited Partnership Unit. This cumulative distribution per Limited Partnership Unit represents 24.52% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash From Operations, if any, and Distributable Cash From Sales or Refinancings, if any, are distributed within 60 days after the completion of each of the first three fiscal quarters of the Partnership's December 31 fiscal year, and within 120 days after the completion of each fiscal year beginning after the first full fiscal quarter following the Partnership's final closing date.

During the fiscal year ended December 31, 1995, the Partnership distributed Distributable Cash From Operations aggregating $381,162 to the Limited Partners as follows:

Distribution            Record                Total           Distribution
     Date                Date              Distribution       per $500 Unit
- - ---------------       ---------            ------------       -------------

May 15, 1995          March 31, 1995       $ 119,113          $    12.50
August 15, 1995       June 30, 1995          119,113               12.50
November 15, 1995     September 30, 1995      71,468                7.50
February 15, 1996     December 31, 1995       71,468                7.50
                                           ---------          ----------

                          Total            $ 381,162          $    40.00
                                           =========          ==========

During the fiscal year ended December 31, 1995, the Partnership did not have any Distributable Cash From Sales or Refinancings.

Item 6.       SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's operations and financial position at the dates and for the periods shown. This information should be used in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7. and 8.
below.

                                                                    For the Years Ended December 31,
                                                    1995                1994             1993              1992              1991
                                                -----------         ----------        ----------        ----------        ----------
Operating Data
Rental income on operating
   leases                                       $   874,992         $  709,373        $  840,408        $  887,423        $  891,390
Net (loss) income                                  (205,029)           144,955           247,624           209,748           179,640
Net (loss) income per
   Limited Partnership Unit                          (21.30)             14.45             24.69             20.91             17.91

Balance Sheet Data
Total assets                                    $ 1,836,832         $1,589,811        $1,934,099        $2,264,934        $2,934,939
Long-term debt                                      612,152               --              20,736            79,542           150,158
Net asset value                                     752,014          1,358,265         1,714,837         1,965,502         2,232,204
Net asset value per Limited
   Partnership Unit                                   78.92             142.54            179.96            206.61            237.23
Distributions to partners                           401,222            501,527           498,289           476,450           482,719
Distributions per Limited
   Partnership Unit                                   40.00              50.00             50.00             50.00             50.00

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

The following discussion relates to Partnership's operations for the year ended December 31, 1995, in comparison to the years ended December 31, 1994 and 1993.

The Partnership realized a net loss of $205,029 and net income of $144,955 and $247,624, for the years ended December 31, 1995, 1994, and 1993, respectively. Rental income on operating leases increased $165,619 or 23% and decreased $131,035 or 16% in 1995 and 1994, respectively. The current year increase in rental income can be attributed to leases resulting from equipment acquisitions of $1,178,227 in 1995 and $1,590,802 in 1994. The prior year decrease in rental income is primarily due to lower rental rates obtained on equipment lease extensions and remarketing resulting after the initial lease term expires. Earned income on existing sales-type and direct financing leases declined each year as more of the minimum lease payments, as calculated using the rate implicit in the leases, are allocated to the recovery of the fair market value of the equipment at the inception of the leases. The Partnership has no existing sales-type and direct financing leases as of December 31, 1995. Interest income decreased $22,988 and $4,493 during 1995 and 1994, respectively, as a result of lower average short-term investment balances held during each year. The net loss on sale of equipment recognized in 1995 is attributed to sales of equipment carrying high net book values, in comparison to the prior year, which reflected sales of equipment carrying lower net book values.

Total costs and expenses increased $427,532 or 65% and decreased $29,340 or 4% in 1995 and 1994, respectively, compared to prior periods. The current year increase in costs and expenses is primarily a result of higher depreciation expense. Depreciation expense increased $389,655 in 1995 as a result of the equipment purchases during 1995 and 1994, as discussed above. Depreciation expense decreased $72,995 from 1993 to 1994 due to a large portion of the equipment portfolio becoming fully depreciated. Also included in depreciation expense for the year ended December 31, 1995 and 1993, is a provision of $146,879 and $150,000, respectively, to properly reflect the equipment portfolio's net realizable value during those years. Interest expense increased $33,362 in 1995, due to the continued paydown on the installment notes payable - affiliate and long-term debt, in 1995. Interest expense decreased $4,136 in 1994 over 1993 due to the lower debt balance carried in 1994 in comparison to 1993. Such debt was used to leverage equipment purchases. Management fees have increased each year due to management fees incurred on rentals received from new equipment acquisitions during 1995 and 1994. General and administrative expenses increased in 1995 by 49% over 1994. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The General Partner managed 15 partnerships in 1995, 19 partnerships in 1994 and 21 partnerships in 1993. The Partnership was able to reduce its provision for doubtful accounts during the current year due to successful collection efforts on delinquent accounts receivable. The Partnership established a provision for doubtful accounts in the amount of $29,581 during 1994 to reserve against delinquent accounts.

The Partnership recorded net (loss) income per Limited Partnership Unit of $(21.30), $14.45 and $24.69 in 1995, 1994 and 1993, respectively.

Liquidity and Capital Resources.

For the year ended December 31, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income on operating leases will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration. This decrease, however, should not affect the Partnership's ability to meet its future cash requirements. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or from a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $2,508,117 are to be received over the next seven years (see note 8 to the financial statements).

The Partnership's investing activities for the year resulted in equipment purchases of $1,178,227 and equipment sales with a depreciated cost basis of $17,720, generating $15,564 in sales proceeds. The Partnership has no material capital expenditure commitments, but expects to continue to purchase equipment as new operating leases are presented.

The Partnership's financing activities resulted in $534,691 of cash proceeds received from the borrowing of five notes payable affiliates and the paydown on the notes during 1995 in the amount of $310,179. The Partnership's financing activities also resulted in proceeds from borrowing on long-term debt in the amount of $781,604 and the paydown on the debt during 1995 in the amount of $169,452. The new debt was incurred during the second and fourth quarters of 1995 and bears interest of 8% and 7.75%, respectively, with installments to be paid monthly, maturing in 1998. The Partnership will continue to take down new long-term debt as necessary to purchase equipment.

Cash distributions paid in the first quarter of 1996 are currently at an annual level of 6% per Limited Partnership Unit, or $30.00 per Limited Partnership Unit. During 1995, the Partnership distributed or declared a total of $40.00 per Limited Partnership Unit, which represents a return of capital. For the quarter ended December 31, 1995, the Partnership declared a cash distribution of $75,229 of which $3,761 was distributed to the General Partner and $71,468 was distributed to the Limited Partners. The distribution subsequently occurred on February 15, 1996. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership in the past and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report




To the Partners of Columbia Lease Income Fund II-C L.P.:

We have audited the accompanying balance sheets of Columbia Lease Income Fund II-C L.P. (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1995. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Lease Income Fund II-C L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                      KPMG Peat Marwick LLP



Boston, Massachusetts
March 15, 1996

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                           December 31, 1995 and 1994

                                     Assets
                                                                                       1995                   1994
                                                                                  ---------------        ---------------
Investment property, at cost (notes 3 & 8):
   Computer equipment                                                             $     3,632,277        $     3,163,201
     Less accumulated depreciation                                                      2,026,906              1,798,666
                                                                                  ---------------        ---------------
       Investment property, net                                                         1,605,371              1,364,535

Cash and cash equivalents                                                                 108,173                205,090
Net investment in sales-type and
   direct financing leases (note 7)                                                             -                 11,625
Rents receivable, net (notes 2 & 8)                                                        37,391                  8,561
Accounts receivable - affiliates (note 4)                                                  15,037                      -
Other assets                                                                               70,860                      -
                                                                                  ---------------        ---------------

     Total assets                                                                 $     1,836,832        $     1,589,811
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Notes payable - affiliate (notes 4 & 5)                                        $       224,512        $             -
   Current portion of long-term debt (note 6)                                             260,384                      -
   Accounts payable and accrued expenses - affiliates (note 4)                             83,950                 51,661
   Accounts payable and accrued expenses                                                   78,943                 48,234
   Distributions payable (note 9)                                                          85,261                131,651
   Long-term debt, less current portion (note 6)                                          351,768                      -
                                                                                  ---------------        ---------------

     Total liabilities                                                                  1,084,818                231,546
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 56,448                 58,498
     Cumulative cash distributions                                                       (174,377)              (154,317)
     Reallocation of capital accounts (note 11)                                           116,929                 94,819
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (9,529 units):
     Capital contribution, net of
       offering costs                                                                   4,168,940              4,168,940
     Cumulative net income                                                                908,478              1,111,457
     Cumulative cash distributions                                                     (4,208,475)            (3,827,313)
     Reallocation of capital accounts (note 11)                                          (116,929)               (94,819)
                                                                                  ---------------        ---------------
                                                                                          752,014              1,358,265
                                                                                  ---------------        ---------------
     Total partners' equity                                                               752,014              1,358,265
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $     1,836,832        $     1,589,811
                                                                                  ===============        ===============

                       See accompanying notes to financial
statements.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                 1995                     1994                   1993
                                                            ---------------         ---------------        ---------------
Revenue:
   Rental income on operating leases                        $       874,992         $       709,373        $       840,408
   Earned income on sales-type and
     direct financing leases (note 7)                                   394                   1,744                  3,896
   Interest income                                                    8,865                  31,853                 36,346
   Net (loss) gain on sale of equipment                              (2,156)                 61,577                 55,906
                                                            ---------------         ---------------        ---------------

       Total revenue                                                882,095                 804,547                936,556
                                                            ---------------         ---------------        ---------------

Costs and expenses:
   Depreciation                                                     920,908                 531,253                604,248
   Interest                                                          33,731                     369                  4,505
   Related party expenses (note 4):
     Management fees                                                 55,352                  48,483                 43,584
     General and administrative                                      74,512                  49,906                 36,595
   Provision for doubtful accounts                                    2,621                  29,581                      -
                                                            ---------------         ---------------        ---------------

       Total costs and expenses                                   1,087,124                 659,592                688,932
                                                            ---------------         ---------------        ---------------

Net (loss) income                                           $      (205,029)        $       144,955        $       247,624
                                                            ===============         ===============        ===============

Net (loss) income per Limited
   Partnership Unit                                         $        (21.30)        $         14.45        $         24.69
                                                            ===============         ===============        ===============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1995, 1994 and 1993


                                                     General Partner             Limited Partners                   Total
                                                           Amount          Units                 Amount             Amount
                                                     -------------        --------        ----------------      ----------------

Equity (deficit) at
   December 31, 1992                                 $      (3,238)          9,529        $      1,968,740         $   1,965,502

Distributions (note 9)                                     (21,839)              -                (476,450)             (498,289)

Net income (note 10)                                        12,381               -                 235,243               247,624

Reallocation of capital accounts (note 11)                  12,696               -                 (12,696)                    -
                                                     -------------        --------        ----------------      ----------------

Equity at
   December 31, 1993                                             -           9,529               1,714,837             1,714,837

Distributions (note 9)                                     (25,076)              -                (476,451)             (501,527)

Net income (note 10)                                         7,248               -                 137,707               144,955

Reallocation of capital accounts (note 11)                  17,828               -                 (17,828)                    -
                                                     -------------        --------        ----------------      ----------------

Equity at
   December 31, 1994                                             -           9,529               1,358,265             1,358,265

Distributions (note 9)                                     (20,060)              -                (381,162)             (401,222)

Net income (note 10)                                        (2,050)              -                (202,979)             (205,029)

Reallocation of capital accounts (note 11)                  22,110               -                 (22,110)                    -
                                                     -------------        --------        ----------------      ----------------

Equity at
   December 31, 1995                                 $           -           9,529        $        752,014      $        752,014
                                                     =============        ========        ================      ================

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                             1995                1994                1993
                                                                             ----                ----                ----
Cash flows from operating activities:
   Net (loss) income                                                    $    (205,029)      $     144,955     $     247,624
                                                                        -------------       -------------     -------------

Adjustments to  reconcile  net (loss)  income to net
   cash  provided by operating activities:
     Depreciation                                                             920,908             531,253           604,248
     Net loss (gain) on sale of equipment                                       2,156             (61,577)          (55,906)
     Provision for doubtful accounts                                            2,621              29,581                 -
     Net (increase) decrease in current assets                               (106,960)             55,323            26,296
     Net increase (decrease) in current liabilities                            62,998              26,751           (27,634)
                                                                        -------------       -------------     -------------

       Total adjustments                                                      881,723             581,331           547,004
                                                                        -------------       -------------     -------------

       Net cash provided by operating activities                              676,694             726,286           794,628
                                                                        -------------       -------------     -------------

Cash flows from investing activities:
   Purchase of investment property                                         (1,178,227)         (1,590,802)         (219,544)
   Proceeds from sales of investment property                                  15,564             252,730            64,537
                                                                        -------------       -------------     -------------

       Net cash used in investing activities                               (1,162,663)         (1,338,072)         (155,007)
                                                                        -------------       -------------     -------------

Cash flows from financing activities:
   Proceeds from borrowings on notes payable - affiliate                      534,691                   -                 -
   Principal payments on notes payable - affiliate                           (310,179)                  -                 -
   Proceeds from borrowings on long-term debt                                 781,604                   -                 -
   Principal payments on long-term debt                                      (169,452)            (20,736)          (58,806)
   Cash distributions to partners                                            (447,612)           (495,258)         (492,019)
                                                                        -------------       -------------     -------------

       Net cash provided by (used in) financing activities                    389,052            (515,994)         (550,825)
                                                                        -------------       -------------     -------------

Net (decrease) increase in cash and cash equivalents                          (96,917)         (1,127,780)           88,796

Cash and cash equivalents at beginning of year                                205,090           1,332,870         1,244,074
                                                                        -------------       -------------     -------------

Cash and cash equivalents at end of year                                $     108,173       $     205,090     $   1,332,870
                                                                        =============       =============     =============

Supplemental cash flow information:
   Interest paid during the year                                        $      33,731       $         369     $       4,505
                                                                        =============       =============     =============

Non-cash investing activities:
   Reclassification of residual value of expired
     direct financing lease to operating lease                          $       1,237       $      20,049     $           -
                                                                        =============       =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1995, 1994 and 1993

(1)   Organization

Columbia Lease Income Fund II-C L.P. (the "Partnership") was formed under the Delaware Revised Uniform Limited Partnership Act on May 1, 1985. The purpose of the Partnership is to acquire certain types and kinds of new and used equipment which are leased to third parties. The Partnership has the right to borrow up to 65% of the aggregate purchase price of all equipment acquired by it, but anticipates borrowing no more than 50%. The Partnership agreement provides for the Partnership to continue until December 31, 2011, although the General Partner may cause the Partnership to dispose of all of the equipment and to liquidate at any time after the Partnership's tenth year of operations.

At  December  31,  1995,   TLP-Columbia   Management   Corporation  ("TCMC"),  a
wholly-owned subsidiary of TLP Leasing Programs, Inc. ("TLP"), is the sole General Partner of the Partnership. TCMC was admitted as a co-General Partner of the Partnership on June 30, 1993 and has exercised control over the Partnership since that date. Pursuant to TCMC's admission, Meridian-Columbia Management Corporation ("Meridian-CMC") voluntarily withdrew as co-General Partner of the Partnership, effective November 30, 1993. TM-Columbia Management Corporation ("TMC"), a wholly-owned subsidiary of Thomson McKinnon Inc. ("TMI"), was a General Partner from May 1, 1985 until October 14, 1990 when TMC voluntarily withdrew from the Partnership. Meridian-CMC was admitted as a General Partner of the Partnership on November 2, 1989.

The General Partner has contributed $1,000 to the Partnership. The subscription period for the Partnership commenced on August 9, 1986 and terminated on January 15, 1987. Admissions of Limited Partners occurred as follows:

                                                       Units of Limited
                                                     Partnership Interest                        Total Capital
         Date of Admission                                  ("Units")                            Contribution

         January 9, 1987                                        8,077                            $     4,038,500
         January 30, 1987                                       1,452                                    726,000
                                                           ----------                            ---------------
                Total                                           9,529                            $     4,764,500
                                                           ==========                            ===============

(2)   Significant Accounting Policies

General

The Partnership's records are maintained on the accrual basis of accounting so that revenues are recognized as earned and expenses are recognized as incurred. Assets and liabilities are those of the Partnership and do not include any assets and liabilities of the individual partners. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1995 and 1994, the allowance for doubtful accounts included in rents receivable was $6,757 and $4,136, respectively.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable
(loss) income, as reported on Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc.", was $(263,228), $185,415 and $375,171 in 1995, 1994 and 1993, respectively (see note 12).

Equipment on Operating Leases

The Partnership has determined that its equipment leases are properly classified as either operating leases, sales-type or direct financing leases. Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost including acquisition fees and other expenses related to the purchase of equipment. Equipment placed in service prior to January 1, 1990 is depreciated on a straight-line basis over five years to its estimated salvage value. Equipment placed in service after January 1, 1990 and prior to July 1, 1993 is depreciated on a straight-line basis over the term of the lease to its estimated residual value at the end of the lease. Equipment placed in service on or after July 1, 1993 is depreciated using an accelerated method over an economic life of five years. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1995 and 1993, is a provision for $146,879 and $150,000, respectively, to properly reflect the equipment portfolio's net realizable value during those years. Rental income is determined on the basis of rental payments due under the terms of the lease.

Net Investment in Sales-Type and Direct Financing Leases

Under the sales-type method of accounting for leases, the present value of future rentals is recorded as revenue at the inception of the lease. Equipment cost, including acquisition fees and other expenses related to the purchase of the equipment, less the present value of the residual is recorded as an expense. The present value of future rentals and of the residual are recorded as the net investment in sales-type leases ("net investment"). Earned income is recognized monthly as a constant percentage return of the net investment.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

Under the direct finance method of accounting for leases, the cost of the equipment, including acquisition fees and other expenses related to the purchase, is recorded as the net investment in direct financing leases ("net investment"). Earned income over the term of the lease consists of the excess of lease payments over equipment cost less the residual. Earned income is recognized monthly as a constant percentage return on the net investment.

(3)   Investment Property

At December 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $1,352,682, subject to existing leases and equipment with a depreciated cost basis of $252,689 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(4)   Conflicts of Interest and Related Party Transactions

Compensation to General Partner

The General Partner has ultimate responsibility for the management of the Partnership's business. Such management includes the acquisition, lease, re-lease and sale of Partnership equipment, the responsibility to arrange for non-recourse debt financing for Partnership equipment, and the performance of general administration and accounting activities.

The General Partner is entitled to receive (1) acquisition fees of 2.5% of the purchase price paid by the Partnership for each item of equipment acquired; (2) equipment management fees of up to 6% of gross rental payments received with respect to the Partnership's equipment, except for equipment subject to certain leases referred to in the Partnership agreement as "Full Payout Leases", for which the equipment management fee shall not exceed 2% of the gross rental payments; and (3) subordinated resale fees not to exceed 3% of the proceeds derived from the sale of Partnership equipment. The General Partner and its affiliates may also receive reimbursement for the administrative services necessary for the prudent operation of the Partnership subject to certain limitations.

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner are as follows for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                     1995               1994              1993
                                                  ------------     --------------     -------------
Equipment acquisition fees                        $     28,737     $       38,800     $       5,353
Management fees                                         74,512             48,483            43,584
Reimbursable expenses paid                              70,181             46,445            14,924
                                                  ------------     --------------     -------------

                                                  $    173,430     $      133,728     $      63,861
                                                  ============     ==============     =============


                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

The management agreement signed in 1993 between Meridian-CMC and TCMC and the Agreement Relating to the Admission of TCMC as an Additional General Partner of Certain Limited Partnerships dated June 30, 1993 resulted in definitive sharing arrangements between Meridian-CMC and TCMC related to acquisition fees, equipment management fees, resale fees and General Partner distributions. These sharing agreements remain unaffected by Meridian-CMC's withdrawal as a General Partner of the Partnership.

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid quarterly based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

Compensation to Suppliers

The General Partner has contracted with several independent leasing companies (collectively, the "Suppliers") which perform most of the marketing and financing activities. Agreements with Suppliers provide for compensation to each Supplier in amounts which are deducted from the above corresponding compensation payable by the Partnership to the General Partner.

Conflicts of Interest

The General Partner, the Suppliers and their affiliates are engaged directly and indirectly in the business of acquiring, leasing, re-leasing and selling equipment and have formed or sponsored or are acting as the general partner of, and in the future may form or sponsor or act as the general partner of, other investment entities which may have the same or similar investment objectives.

(5)   Notes Payable-Affiliate

Notes payable-affiliate at December 31, 1995, consist of five non-recourse promissory notes payable to TLP Leasing Programs, Inc. in the amount of $224,512, bearing interest at the rate of 8.75%. The notes payable mature in 1996.

(6)   Long-term Debt

Long-term debt at December 31, 1995 consists of four installment loans totaling $468,419 from Pullman Capital Corporation bearing interest at a rate of 8.00% and three installment loans totaling $143,733 from Liberty Bank bearing interest at a rate of 8.25%. All loans are non-recourse and are collateralized by equipment on lease.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

The annual maturities of long-term debt for the next three years are as follows:

                                     1996                   $      260,384
                                     1997                          233,869
                                     1998                          117,899
                                                            --------------

                                                            $      612,152
                                                            ==============

(7)   Net Investment in Sales-Type and Direct Financing Leases

There are no future minimum lease payments outstanding as of December 31, 1995 as all of the remaining sales-type and direct financing leases expired during 1995.

The components of the net investment in sales-type and direct financing leases at December 31, 1994 are as follows:

                                                                           1994
                                                                       ------------
      Minimum lease payments receivable                                $     10,782
      Estimated residual values                                               1,237
      Less unearned income                                                     (394)
                                                                       -------------
      Net investment in sales-type and direct
         financing leases                                              $     11,625
                                                                       =============

(8)   Equipment on Operating Leases

Equipment on operating leases is comprised primarily of computer peripheral devices, small data processing systems/attachments and computer terminals purchased from Suppliers.

Future minimum lease payments to be received as of December 31, 1995 under existing noncancelable operating leases are as follows:

                                       1996                      $      872,964
                                       1997                             715,836
                                       1998                             506,738
                                       1999                             230,948
                                       2000                             158,920
                                       2001                              22,330
                                       2002                                 381
                                                                 --------------

                                                                 $    2,508,117
                                                                 ==============

Two lessees, Halliburton Company and Thomas James Associates, Incorporated, lease equipment in which the related rental payments exceed 10% of total rental income. The related rental payments comprise 19.35% and 39.25%, respectively, of the total rental income for the year ended December 31, 1995. Halliburton Company and Thomas James Associates, Incorporated lease equipment comprising 12.20% and 32.13%, respectively, of the total equipment portfolio at December 31, 1995.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(9)   Distributions to Partners

For the years ended December 31, 1995, 1994 and 1993, declarations of distributions of distributable cash were as follows:

                                                                       Limited Partners
                                                           Distribution                                            General
                                  Year Ended               Per $500 Unit                  Total                    Partner
                           -----------------------         -------------                  -----                    -------

                           December 31, 1995                $    40.00                $     381,162                $   20,060
                           December 31, 1994                $    50.00                $     476,451                $   25,076
                           December 31, 1993                $    50.00                $     476,450                $   21,839


Each distribution of Distributable Cash From Operations of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any
Distributable Cash From Sales or Refinancings from gains and losses shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 8% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). Thereafter, 85% will be distributed to the Limited Partners and 15% to the General Partner, subject to certain adjustments.
Including the distribution for the fourth quarter of 1995 made February 15, 1996, the cumulative distributions to date are $440.93 per Limited Partnership Unit. This cumulative distribution per Limited Partnership Unit represents 24.52% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership. Distributions to partners in excess of net income represent a return of capital. See note 11 regarding General Partner distributions which have been returned to the Partnership during the current and prior years.

(10)  Net Income or Loss per Unit

Net income for financial reporting purposes is allocated to partners in the same proportions as Distributable Cash From Operations is distributed to partners. Net loss for financial reporting purposes is allocated to partners in the same proportions as Distributable Cash From Sales or Refinancings to partners. Net income or loss per Limited Partnership Unit is calculated based on the Limited Partners' share of net income or loss and the number of Limited Partnership Units outstanding.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(11)  Reallocation of Capital Accounts

Under the terms of the Partnership agreement, the amount of deficit capital account that any general partner can be required to fund upon termination of the Partnership is limited to a percentage of the capital contributed by the limited partners (the "Maximum Deficit"). Consequently, the General Partner's equity has been adjusted to reflect this limitation, with a corresponding adjustment to the Limited Partners' equity. TMC and Meridian-CMC agreed that once they collectively received $500,000 of general partner distributions from the Partnership and the Other CLIF Partnerships subsequent to October 24, 1989, they would return their distributions to the Partnership until the Maximum Deficit had been eliminated. TMC and Meridian-CMC received a total of $500,000 via the May 15, 1991 distribution.

To the extent that the General Partner's distributions less its allocation of net income or loss has exceeded or does in the future exceed the Maximum Deficit, a memo account will be created for this excess. If, in the future, net income allocated to the General Partner exceeds distributions, this excess will be credited to the Limited Partners until the memo account has been reduced to zero.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(12)  Reconciliation  of Financial  Statement  Net (Loss) Income to Taxable
(Loss) Income to Partners

A reconciliation of financial statement net (loss) income to taxable (loss) income to partners is as follows for the years ended December 31, 1995, 1994 and 1993:

                                                                                    1995               1994                1993
                                                                              --------------      -------------      -------------

      Net (loss) income per financial statements                              $     (205,029)     $     144,955      $     247,624

      Rent not included for financial statement purposes
           included in rental income for tax purposes                                    582              8,389                  -

      Income on sales-type and direct financing leases
           for financial statement purposes less than income
           for tax purposes                                                           10,388             13,830             18,522

      Provision for doubtful accounts expense for financial
           statement purposes in excess of provision for doubtful
           accounts expense for tax purposes                                           2,621              4,136                  -

      Depreciation expense for financial statement purposes in
           excess of depreciation expense for tax purposes                            85,426             40,426            128,428

      Net gain on sale of equipment for financial statement
           purposes in excess of net gain on sale of equipment
           for tax purposes                                                          (86,356)           (26,321)           (19,403)

      Prepaid expense for financial statement purposes in
           excess of prepaid expense for tax purposes                                (70,860)                 -                  -
                                                                              --------------      -------------      -------------

      Taxable (loss) income to partners                                       $     (263,228)     $     185,415      $     375,171
                                                                              ==============      =============      =============



Losses for federal tax purposes are allocated 99% to Limited Partners and 1% to the General Partner. Profits for federal tax purposes are allocated in the same manner as losses if the Partnership has cumulative taxable losses from inception and are allocated 95% to the Limited Partners and 5% to the General Partner if the Partnership has cumulative taxable profits.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

(13)  Equipment Joint Venture

On January 30, 1988, the Partnership entered into a joint venture agreement with Columbia Lease Income Fund B L.P. ("CLIF I-B") and Columbia Lease Income Fund II-E L.P. ("CLIF II-E"), affiliated limited partnerships, whereby the Partnership and these Other CLIF Partnerships each share an interest in the capital and profits of certain equipment with an original aggregate cost of $619,297. The respective percentage interests are: the Partnership--20%, CLIF I-B--30% and CLIF II-E--50%. Such equipment was subject to a lease with a term of 15 months with one lessee. During 1991 equipment with an original aggregate cost of $527,436 was sold for $300. As of December 31, 1994, equipment with an original aggregate cost of $91,861 was scrapped due to the equipment being fully depreciated and obsolete.

On December 31, 1991, the Partnership entered into a joint venture agreement with Columbia Lease Income Fund II-D L.P. ("CLIF II-D"), an affiliated limited partnership, whereby the Partnership and CLIF II-D each share an interest of 50% in the capital and profits of certain equipment with an original aggregate cost of $707,648. As of December 31, 1994, such leases expired and the equipment was sold in February, 1995.

(14)  Bankruptcy of Continental Information Systems Corporation

On January 13, 1989 ("Petition Date"), Continental Information Systems Corporation ("Continental"), CMI Holding Co. ("Holding"), CMI Corporation, CIS Corporation ("CIS"), and certain of their affiliates (collectively, the "Debtors") voluntarily petitioned for relief under Chapter 11 of the United
States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. TLP Leasing Programs, Inc. ("TLP"), the parent company of TLP-Columbia Management Corporation ("TCMC"), is a wholly-owned subsidiary of Holding, but did not file under Chapter 11. TCMC has continued to manage and provide services for the Partnership in accordance with the Partnership Agreement, as they have in the past. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994.

(15)  Subsequent Events

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                      Balance at             Additions                                          Balance
                                      beginning              charged to                                         at end
Classification                          of year           costs and expenses              Charge-offs             of year





Year ended
December 31, 1993                  $              -        $              -         $              -        $               -
                                   ================        ================         ================        =================

Year ended
December 31, 1994                  $              -        $         29,581         $         25,445        $           4,136
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $          4,136        $          2,621         $              -        $           6,757
                                   ================        ================         ================        =================

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosures.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is TCMC. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The names and ages of the Directors and Executive Officers of the General Partner are as follows:

TLP Columbia Management Corporation

          Name                                                       Title                                            Age

Arthur P. Beecher                                  President                                                           59
Thomas J. Prinzing                                 Director                                                            49
Frank J. Corcoran                                  Vice President, Treasurer and Clerk                                 45



(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Arthur P. Beecher is President of TCMC and President and Director of TLP. He is also President and Assistant Secretary of CIS Management Services Corporation ("CISMS"). Prior to joining TLP, Mr. Beecher was an Officer of Computer Systems of America, Inc. in Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Thomas J. Prinzing is a Director of TLP and CISMS. On December 18, 1995, Mr. Prinzing was elected President, Chief Executive Officer and Director of Continental Information Systems Corporation ("CISC"). Mr. Prinzing is also the President of CIS Air Corporation, a position he has held since 1991. From 1984 to 1991 he was Senior Vice President and Chief Financial Officer of CIS. Mr. Prinzing has an Honors Bachelor of Commerce degree of the University of Windsor and is a Certified Public Accountant.

Frank J. Corcoran is Director, Vice President, Treasurer and Clerk of TLP, and is also Vice President, Treasurer and Clerk of CISMS. Mr. Corcoran is Senior Vice President, Chief Financial Officer, Treasurer and Director of CIS and a Vice President and Treasurer of Holding. Prior to joining CIS in November 1994, he was with Unisys Finance Corporation, from 1985 to 1994, most recently as the Vice President and General Manager. Mr. Corcoran holds a B.S. from Wayne State University, a M.S. in Taxation from Walsh College and is a Certified Public Accountant.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the General Partner which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from the resignation, retirement or any other termination. See note 4 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1995, 1994 and 1993.

Item 12.  Security Ownership of Certain Owners and Management.

By virtue of its organization as a limited partnership, the Partnership has no outstanding securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Amended Agreement of Limited Partnership (subject to Section 13.3), a majority interest of the Limited Partners have voting rights with respect to:

1.  Amendment of the Limited Partnership Agreement;

2.  Termination of the Partnership;

3.  Removal of the General Partner; and

4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 9,529 outstanding Limited Partnership Units as of December 31, 1995.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

See Items 1., 8. (note 4), 11., and 12. above for information concerning transactions with TCMC and Meridian-CMC and their affiliates.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

  (a) 1.  Financial Statements                                                                                     Page No.

          Independent Auditors' Report - KPMG Peat Marwick LLP                                                           16
          Balance Sheets at December 31, 1995 and 1994                                                                   17
          Statements of Operations for the Years Ended
             December 31, 1995, 1994 and 1993                                                                            18
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1995, 1994 and 1993                                                            19
          Statements of Cash Flows for the Years
             Ended December 31, 1995, 1994 and 1993                                                                      20
          Notes to Financial Statements                                                                                  21 - 29


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                                   30

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.


   3.A.   Exhibit Index

          Exhibit                              Description                                                             Page

          4.1              Copy of First Restated Agreement of Limited                                                   -
                           Partnership dated January 9, 1987. (1)

          4.2              Copy of Amendment No. 1 to First Restated Agreement                                           -
                           of Limited Partnership dated January 30, 1987. (1)

          4.3              Copy of Amended and Restated Certificate                                                      -
                           of Limited Partnership filed with the Delaware
                           Secretary of State on October 25, 1985. (2)

          4.4              Copy of Amendment No. 2 to First Restated Agreement                                           -
                           of Limited Partnership dated as of February 18, 1987. (1)

          4.5              Amendment to First Restated Agreement of Limited                                              -
                           Partnership. (5)

          10.1             Copy of Supplier Agreement dated July 19, 1984                                                -
                           between TMSI and Meridian Leasing Corporation,
                           amendment thereto dated September 5, 1985, and
                           assignment thereof from TMSI to the General Partner
                           dated December 4, 1985. (2)

          10.2             Copy of Supplier Agreement dated August 8, 1984                                               -
                           between TMSI and Capital Rental Corporation
                           (guaranteed by Capital Associates International, Inc.),
                           amendment thereto dated November 1, 1985, and assignment
                           thereof by TMSI to the General Partner dated
                           December 9, 1985. (2)(3)

          10.3             Copy of Supplier Agreement dated March 26, 1985                                               -
                           between the General Partner and Technology
                           Finance Group, Inc. and amendment thereto dated
                           September 10, 1985. (3)

          10.4             Copy of Supplier Agreement dated September 30, 1985                                           -
                           between the General Partner and Comdisco, Inc. (2)

          10.5             Copy of Supplier Agreement dated December 1, 1985                                             -
                           between the General Partner and Meridian Sales and
                           Leasing Inc. (formerly Thomson McKinnon Sales and
                           Leasing Inc.). (2)

          10.6             Management Agreement dated June 22, 1988 between the                                          -
                           General Partner and Meridian-Columbia Management
                           Corporation. (4)

          10.7             Agreement Relating to the Admission of Meridian-Columbia                                      -
                           Management Corporation as an Additional General Partner
                           of Certain Limited Partnerships. (5)

          Footnotes:

          (1)              Exhibits 4.1, 4.2 and 4.4 are  incorporated by reference to Exhibits 4.1, 4.2 and 4.4,  respectively,  to registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

          (2)              Exhibits 4.3, 10.1,  10.2, 10.3, 10.4 and 10.5 are incorporated by reference to Exhibits 4.4, 10.5, 10.8,
                           10.7, 10.6 and 10.9, respectively,  to Amendment No. 1 to registrant's Registration Statement on Form S-1
                           (File No. 2-97907) filed December 11, 1985.

          (3)              This Supplier Agreement has been terminated during 1988.

          (4)              Exhibit 10.6 is incorporated by reference to Exhibit 10.6 to registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30, 1988.

          (5)              Exhibits  4.5 and 10.7  are  incorporated  by  reference  to  Exhibits  4.1 and  10.1,  respectively,  to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.

      B.  Reports on Form 8-K

          1                Form 8-K Filing and Agreement Relating to the Admission of                                    -
                           TLP-Columbia Management Corporation as an Additional
                           General Partner of Certain Limited Partnerships dated
                           June 30, 1993.

          2                Form 8-K filing dated November 9, 1993 relating to the                                        -
                           Change in Registrant's Certifying Accountant.

          3                Agreement and 8-K filing dated November 30, 1993 relating                                     -
                           to the withdrawal of Meridian-Columbia Management
                           Corporation as a co-General Partner.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND II-C L.P.
(Registrant)

By: TLP COLUMBIA MANAGEMENT CORPORATION,
its General Partner


Date: March 28, 1996


By: Arthur P. Beecher,
    President