Form 10-Q
period 1996-03-31
COLUMBIA LEASE INCOME FUND II-C LP
filed 1996-05-14
CIK 769334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended March 31, 1996                Commission File No. 2-97907


                      COLUMBIA LEASE INCOME FUND II-C L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                                                    13-3270727
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                             ----------------------


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

                             There are no Exhibits.


                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)


                                 INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                                   3

                    Statements of Operations For the Quarters Ended
                          March 31, 1996 and 1995                                                               4

                    Statements of Cash Flows For the Quarters Ended
                          March 31, 1996 and 1995                                                               5

                    Notes to Financial Statements                                                               6 - 8

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       9 -10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                       11

              Signature                                                                                         12


                          PART I. FINANCIAL INFORMATION

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                              Assets                (Unaudited)             (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                             $     3,686,437        $     3,632,277
     Less accumulated depreciation                                                      2,180,308              2,026,906
                                                                                  ---------------        ---------------
       Investment property, net                                                         1,506,129              1,605,371

Cash and cash equivalents                                                                 122,957                108,173
Rents receivable, net (note 2)                                                            104,545                 37,391
Accounts receivable - affiliates (note 4)                                                  44,104                 15,037
Other assets                                                                               64,390                 70,860
                                                                                  ---------------        ---------------

     Total assets                                                                 $     1,842,125        $     1,836,832
                                                                                  ===============        ===============

                        Liabilities and Partners' Equity
Liabilities:
   Current portion of long-term debt (note 6)                                     $       324,218        $       260,384
   Notes payable - affiliate (note 5)                                                     224,512                224,512
   Accounts payable and accrued expenses - affiliates (note 4)                             79,120                 83,950
   Accounts payable and accrued expenses                                                  109,689                 78,943
   Distributions payable (note 7)                                                          75,231                 85,261
   Long-term debt, less current portion (note 6)                                          295,051                351,768
                                                                                  ---------------        ---------------
     Total liabilities                                                                  1,107,821              1,084,818
                                                                                  ---------------        ---------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                 59,324                 56,448
     Cumulative cash distributions                                                       (178,138)              (174,377)
     Reallocation of capital accounts                                                     117,814                116,929
                                                                                  ---------------        ---------------
                                                                                                -                      -
                                                                                  ---------------        ---------------
   Limited Partners (9,529 units):
     Capital contribution, net of
       offering costs                                                                   4,168,940              4,168,940
     Cumulative net income                                                                963,121                908,478
     Cumulative cash distributions                                                     (4,279,943)            (4,208,475)
     Reallocation of capital accounts                                                    (117,814)              (116,929)
                                                                                  ---------------        ---------------
                                                                                          734,304                752,014
                                                                                  ---------------        ---------------
     Total partners' equity                                                               734,304                752,014
                                                                                  ---------------        ---------------

     Total liabilities and partners' equity                                       $     1,842,125        $     1,836,832
                                                                                  ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                   1995
                                                                                    ---------------        ---------------
Revenue:
   Rental income on operating leases                                                $       283,990        $       206,288
   Earned income on sales-type and
     direct financing leases                                                                      -                    208
   Interest income                                                                            1,023                  1,683
                                                                                    ---------------        ---------------

       Total revenue                                                                        285,013                208,179
                                                                                    ---------------        ---------------

Costs and expenses:
   Depreciation                                                                             163,477                200,857
   Interest                                                                                  17,552                  3,779
   Related party expenses (note 4):
     Management fees                                                                         14,077                 12,094
     General and administrative                                                              31,780                 11,523
   Provision for doubtful accounts                                                                -                  3,109
   Net loss (gain) on sale of equipment                                                         608                   (497)
                                                                                    ---------------        ---------------

       Total costs and expenses                                                             227,494                230,865
                                                                                    ---------------        ---------------

Net income (loss)                                                                   $        57,519        $       (22,686)
                                                                                    ===============        ===============

Net income (loss) per Limited Partnership Unit                                      $          5.73        $         (2.26)
                                                                                    ===============        ===============

                 See accompanying notes to financial statements.


                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                1996              1995
                                                                                                ----              ----
Cash flows from operating activities:
   Net income (loss)                                                                        $      57,519     $     (22,686)
                                                                                            -------------     -------------

Adjustments to  reconcile  net income  (loss) to net cash
   provided by operating activities:
     Depreciation                                                                                 163,477           200,857
     Net loss (gain) on sale of equipment                                                             608              (497)
     Provision for doubtful accounts                                                                    -             3,109
     Net increase in current assets                                                               (89,751)           (5,698)
     Net increase (decrease) in current liabilities                                                25,916              (976)
                                                                                            -------------     -------------

       Total adjustments                                                                          100,250           196,795
                                                                                            -------------     -------------

       Net cash provided by operating activities                                                  157,769           174,109
                                                                                            -------------     -------------

Cash flows from investing activities:
   Purchases of investment property                                                               (69,346)         (326,947)
   Proceeds from sales of investment property                                                       4,503             1,979
                                                                                            -------------     -------------

       Net cash used in investing activities                                                      (64,843)         (324,968)
                                                                                            -------------     -------------

Cash flows from financing activities:
   Proceeds from borrowings on note payable - affiliate                                                 -           270,000
   Principal payments on note payable - affiliate                                                       -           (13,147)
   Proceeds from borrowings on long-term debt                                                      83,121                 -
   Principal payments on long-term debt                                                           (76,004)                -
   Cash distributions to partners                                                                 (85,259)         (125,382)
                                                                                            -------------     -------------

       Net cash (used in) provided by financing activities                                        (78,142)          131,471
                                                                                            -------------     -------------

Net increase (decrease) in cash and cash equivalents                                               14,784           (19,388)

Cash and cash equivalents at beginning of period                                                  108,173           205,090
                                                                                            -------------     -------------

Cash and cash equivalents at end of period                                                  $     122,957     $     185,702
                                                                                            =============     =============

Supplemental cash flow information:
   Interest paid during the period                                                          $      12,780     $       3,779
                                                                                            =============     =============

                 See accompanying notes to financial statements.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization

The foregoing financial statements of Columbia Lease Income Fund II-C L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in rents receivable was $6,757.

(3)   Investment Property

At March 31, 1996, the Partnership owned computer equipment with a cost basis of $3,178,856, subject to existing leases and equipment with a cost basis of $507,581 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the three months ended March 31, 1996 and 1995, are as follows:

                                                     1996               1995
                                                     ----               ----

Equipment acquisition fees                        $      1,691     $        7,974
Management fees                                         14,077             12,094
Reimbursable expenses paid                              31,761             12,102
                                                  ------------     --------------

                                                  $     47,529     $       32,170
                                                  ============     ==============

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid monthly, based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)   Notes Payable-Affiliate

Notes payable-affiliate at March 31, 1996, consist of five non-recourse promissory notes payable to TLP Leasing Programs, Inc. in the amount of $224,512, bearing interest at the rate of 8.75%. The notes payable mature in 1996.

(6)   Long-term Debt

Long-term debt at March 31, 1996 consists of four installment loans totaling $413,158 from Pullman Capital Corporation bearing interest at a rate of 8.00% and four installment loans totaling $206,111 from Liberty Bank bearing interest at a rate of 8.25%. All loans are non-recourse and are collateralized by equipment on lease.

The annual maturities of long-term debt for the next three years are as follows:

                 1996                  $      259,628
                 1997                         241,742
                 1998                         117,899
                                       --------------

                                       $      619,269
                                       ==============

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(7)   Distributions to Partners

For the three months ended March 31, 1996, the declaration of Distributable Cash was as follows:

                                                                                Limited Partners
                                                                                                                   General
                                    Date Paid                           Distribution                               Partner
Quarter Ended                       or Payable                         Per $500 Unit               Total            Total
- -------------                       ----------                         -------------               -----            -----

March 31, 1996                      May 15, 1996                          $7.50                  $71,468           $3,761


                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1996 in comparison to the same period in 1995.

The Partnership realized net income of $57,519 and a net loss of $22,686 for the quarters ended March 31, 1996 and 1995, respectively. Rental income on operating leases increased $77,702 or 38% between the three month periods. The increase in rental income can be attributed to rents resulting from significant amount of equipment lease acquisitions made during the last two years. Interest income decreased $660 as a result of lower average short-term investment balances held during the current quarter.

Total costs and expenses decreased $3,371 or 1% in 1996. The slight decrease in costs and expenses is primarily a result of lower depreciation expense offset by a rise in general and administrative expenses and interest expense between the three month periods. Depreciation expense decreased $37,380 due to a portion of the equipment portfolio becoming fully depreciated. General and administrative expenses increased $20,257. A major factor contributing to this increase is that salaries and expenses of the partnership accounting and reporting personnel of the General Partner, which are reimbursable by the various partnerships under management, are being allocated over a diminishing number of partnerships. The overall rise in rental income is another factor contributing to this large increase in general and administrative expenses. Interest expense increased $13,773 as the Partnership received additional financing of $83,121 during the current quarter and continued to paydown its existing debt. The Partnership has a long-term debt balance at March 31, 1996 of $619,269, in comparision to March 31, 1995, when there was no long-term debt. Management fees have increased due to the increase in rental income on operating leases. The first quarter of 1995 reflected a provision for doubtful accounts of $3,109 to reserve against delinquent uncollectible accounts.

The Partnership recorded net income (loss) per Limited Partnership Unit of $5.73 and $(2.26) for the quarters ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1996, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Operating activities have resulted in a 38% increase in rental revenue due to rentals received from equipment lease acquisitions in 1996 and 1995. To the extent that future cash flows should be insufficient to meet the Partnership's operating expenses and liabilities, additional funds could be obtained through the sale of equipment, or a reduction in the rate of cash distributions. Future rental revenues from operating leases amount to $2,388,522 and are to be received over the next seven years.

In the first quarter of 1996, the Partnership's investing activities resulted in equipment purchases of $69,346 and equipment sales with a depreciated cost basis of $5,111, generating $4,503 in sales proceeds. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period.

The Partnership's financing activities resulted in proceeds from borrowing on long-term debt in the amount of $83,121 and the paydown on the debt during the first quarter 1996 of $76,004. The new debt bears interest of 8%, with installments to be paid monthly, maturing in 1998.

Cash distributions are currently at an annual level of 6% per Limited Partnership Unit, or $7.50 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1996, the Partnership declared a cash distribution of $75,229 of which $3,761 was allocated to the General Partner and $71,468 was allocated to the Limited Partners. The distribution is payable on May 15, 1996. The Partnership expects to continue paying distributions at or near this level in the future. The effects of inflation have not been significant to the Partnership in the past and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.


                           PART II. OTHER INFORMATION

                      COLUMBIA LEASE INCOME FUND II-C L.P.
                        (A Delaware Limited Partnership)


Item 1.        Legal Proceedings
               Response:  None

Item 2.        Changes in the Rights of the Partnership's Security Holders
               Response:  None

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND II-C L.P.
(Registrant)


By:    TLP Columbia Management Corporation,
       its General Partner


By:    Arthur P. Beecher,
       President

Date:  May 14, 1996